Form 10QSB
period 1996-06-30
ENEX 88 89 INCOME & RETIREMENT FUND SERIES 3 L P
filed 1996-08-14
CIK 848081

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from...............to...............

                         Commission file number 0-17595

             ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 3, L.P. (Exact name of small business issuer as specified in its charter)

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

                           Issuer's telephone number:
                                 (713) 358-8401


         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                  Yes x      No

Transitional Small Business Disclosure Format (Check one):

                                  Yes        No x

                              PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 3, L.P.
BALANCE SHEET
- ----------------------------------------------------------------------

                                                                  JUNE 30,
ASSETS                                                              1996
                                                              ---------------
                                                                 (Unaudited)
CURRENT ASSETS:
Cash ........................................................       $     6,495
  Accounts receivable - oil & gas sales .....................             6,491
                                                                    -----------

Total current assets ........................................            12,986
                                                                    -----------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests ........................................         1,510,573
  Less  accumulated depletion ...............................         1,469,252
                                                                    -----------

Property, net ...............................................            41,321
                                                                    -----------

TOTAL .......................................................       $    54,307
                                                                    ===========

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable .........................................       $        77
   Payable to general partner ...............................            14,857
                                                                    -----------

Total current liabilities ...................................            14,934
                                                                    -----------

NONCURRENT PAYABLE TO GENERAL PARTNER .......................            89,146
                                                                    -----------

PARTNERS' CAPITAL:
   Limited partners .........................................           (53,927)
   General partner ..........................................             4,154
                                                                    -----------

Total partners' capital .....................................           (49,773)
                                                                    -----------

TOTAL .......................................................       $    54,307
                                                                    ===========




See accompanying notes to financial statements.
- ---------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 3, L.P.
STATEMENTS OF OPERATIONS
- ---------------------------------------------------------------------------


(UNAUDITED)                       QUARTER ENDED            SIX MONTHS ENDED
                              ----------------------   --------------------------

                               JUNE 30,     JUNE 30,      JUNE 30,       JUNE 30,
                                 1996         1995         1996           1995
                              ---------   ----------   -----------    -----------

REVENUES:
Oil and gas sales ..........   $   8,767    $   7,982    $  19,887    $  17,332
                               ---------    ---------    ---------    ---------

EXPENSES:
  Depletion ................       7,990        9,835        9,362       18,306
  Impairment of property ...        --           --        258,758         --
  Production taxes .........         112          119          215          253
  General and administrative       2,814        2,578        6,451        5,086
                               ---------    ---------    ---------    ---------

Total expenses .............      10,916       12,532      274,786       23,645
                               ---------    ---------    ---------    ---------


NET (LOSS) .................   $  (2,149)   $  (4,550)   $(254,899)   $  (6,313)
                               =========    =========    =========    =========





See accompanying notes to financial statements.
- -------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 3, L.P.
STATEMENTS OF CASH FLOWS
- -----------------------------------------------------------------------------

(UNAUDITED)
                                                         SIX MONTHS ENDED
                                                  ---------------------------

                                                       JUNE 30,      JUNE 30,
                                                         1996          1995
                                                  -------------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) .......................................   $(254,899)    $(6,313)
                                                      ---------   ---------

Adjustments  to  reconcile   net  (loss)  to  net  cash  provided  by  operating
   activities:
  Depletion ......................................       9,362       18,306
  Impairment of property .........................     258,758         --
Decrease in:
  Accounts receivable - oil & gas sales ..........       1,267        4,308
(Decrease) in:
   Accounts payable ..............................      (1,518)      (2,862)
   Payable to general partner ....................      (7,251)     (15,157)
                                                       --------   ---------

Total adjustments ................................     260,618        4,595
                                                       --------   ---------

Net cash provided (used) by operating activities .       5,719       (1,718)
                                                       --------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions ...........................        --         (5,029)
                                                        -------  ---------

NET INCREASE (DECREASE) IN CASH ..................       5,719       (6,747)

CASH AT BEGINNING OF YEAR ........................         776        7,540
                                                      --------    ---------

CASH AT END OF PERIOD ............................   $   6,495      $   793
                                                      ========    =========





See accompanying notes to financial statements.
- --------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 3, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

Item 2.  Management's Discussion and Analysis or Plan  of Operation.


Second Quarter 1995 Compared to Second Quarter 1996

Oil and gas sales for the second quarter increased to $8,767 in 1996 from $7,982 in 1995. This represents an increase of $785 (10%). Oil sales increased by $414 or 7%. A 17% increase in the average net oil sales price increased sales by $955. This increase was partially offset by a 9% decrease in oil production. Gas sales increased by $371 or 20%. A 31% increase in the average net gas sales price increased sales by $516. This increase was partially offset by an 8% decrease in gas production. The decreases in oil and gas production were primarily due to natural production declines. The increases in average net sales prices correspond with higher prices in the overall market for the sale of oil and gas.

Depletion expense decreased to $7,990 in the second quarter of 1996 from $9,835 in the second quarter of 1995. This represents a decrease of $1,845 (19%). The changes in production, noted above, reduced depletion expense by $822. An 11% decrease in the depletion rate reduced depletion expense by an additional $1,023. The decrease in the depletion rate was primarily due to the lower property basis resulting from the recognition of a $258,758 property impairment in the first quarter of 1996.

General and administrative expenses increased to $2,814 in 1996 from $2,578 in 1995. This increase of $236 (9%) is primarily due to more staff time being required to manage the Company's operations.


First Six Months in 1995 Compared to First Six Months in 1996

Oil and gas sales for the first six months increased to $19,887 in 1996 from $17,332 in 1995. This represents an increase of $2,555 (15%). Oil sales increased by $1,159 or 9%. A 16% increase in the average net oil sales price increased sales by $1,982. This increase was partially offset by a 6% decrease in oil production. Gas sales increased by $1,396 or 33%. A 57% increase in the average net gas sales price increased sales by $2,023. This increase was partially offset by a 15% decrease in gas production. The decreases in oil and gas production were primarily due to natural production declines. The increases in average net sales prices correspond with higher prices in the overall market for the sale of oil and gas.

Depletion expense decreased to $9,362 in the first six months of 1996 from $18,306 in the first six months of 1995. This represents a decrease of $8,944 (49%). The changes in production, noted above, reduced depletion expense by $1,925. A 43% decrease in the depletion rate reduced depletion expense by an additional $7,019. The decrease in the depletion rate was primarily due to the lower property basis resulting from the recognition of a $258,758 property impairment in the first quarter of 1996.

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

General and administrative expenses increased to $6,451 in 1996 from $5,086 in 1995. This increase of $1,365 (27%) is primarily due to more staff time being required to manage the Company's operations.


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

The Company discontinued the payment of distributions during 1995. The Company will continue to recover its reserves and distribute to the limited partners the net proceeds realized from the sale of oil and gas production after payment of its debt obligations. Distribution amounts are subject to change if net revenues are greater or less than expected. Based upon current projected cash flows from the properties, it does not appear that the Company will have sufficient cash to pay its operating expenses, repay its debt obligations and pay distributions.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended June 30, 1996.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            ENEX 88-89 INCOME AND RETIREMENT
                                                 FUND - SERIES 3, L.P.
                                                      (Registrant)



                                              By:ENEX RESOURCES CORPORATION
                                                     General Partner



                                              By: /s/ R. E. Densford
                                                      R. E. Densford
                                                Vice President, Secretary
                                              Treasurer and Chief Financial
                                                         Officer




August 13, 1996                               By: /s/ James A. Klein
                                                 -------------------
                                                       James A. Klein
                                                   Controller and Chief
                                                    Accounting Officer