Form 10QSB
period 1996-09-30
ENEX 88 89 INCOME & RETIREMENT FUND SERIES 3 L P
filed 1996-11-14
CIK 848081

United States
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM 10-QSB


            [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1996

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
BALANCE SHEET
-------------------------------------------------------------------------------

                                                             September 30,
ASSETS                                                             1996
                                                          ---------------------
                                                                (Unaudited)
CURRENT ASSETS:
  Cash                                                    $              2,498
  Accounts receivable - oil & gas sales                                  9,178
                                                          ---------------------

Total current assets                                                    11,676
                                                          ---------------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests                                                 1,510,573
  Less  accumulated depletion                                        1,475,912
                                                          ---------------------

Property, net                                                           34,661
                                                          ---------------------

TOTAL                                                     $             46,337
                                                          =====================

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:

   Payable to general partner                             $             14,081
                                                          ---------------------

Total current liabilities                                               14,081
                                                          ---------------------

NONCURRENT PAYABLE TO GENERAL PARTNER                                   84,461
                                                          ---------------------

PARTNERS' CAPITAL (DEFICIT):
   Limited partners                                                    (56,782)
   General partner                                                       4,577
                                                          ---------------------

Total partners' capital                                                (52,205)
                                                          ---------------------

TOTAL                                                     $             46,337
                                                          =====================

Number of $500 Limited Partner units outstanding                         3,414




See accompanying notes to financial statements.
-------------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 3, L.P.
STATEMENTS OF OPERATIONS
---------------------------------------------------------------------------------------------------------------


(UNAUDITED)                         QUARTER ENDED                         NINE MONTHS ENDED
                              -------------------------------------    ----------------------------------------

                               September 30,        September 30,        September 30,         September 30,
                                   1996                  1995                 1996                  1995
                              ----------------    -----------------    -----------------    -------------------

REVENUES:
  Oil and gas sales            $        6,778     $         11,208     $         26,665     $           28,540
                              ----------------    -----------------    -----------------    -------------------

EXPENSES:
  Depletion                             6,660                6,845               16,022                 25,151
  Impairment of property                    -                    -              258,758                      -
  Production taxes                         12                  110                  227                    363
  General and administrative            2,538                2,473                8,989                  7,559
                              ----------------    -----------------    -----------------    -------------------

Total expenses                          9,210                9,428              283,996                 33,073
                              ----------------    -----------------    -----------------    -------------------


NET INCOME (LOSS)              $       (2,432)    $          1,780     $       (257,331)    $           (4,533)
                              ================    =================    =================    ===================




See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 3, L.P.
STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------

(UNAUDITED)
                                                          NINE MONTHS ENDED
                                                     --------------------------------------------

                                                        September 30,            September 30,
                                                             1996                    1995
                                                     -------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                           $         (257,331)          $       (4,533)
                                                     -------------------      -------------------

Adjustments to reconcile net (loss) to net cash
   provided by operating activities:
  Depletion                                                      16,022                   25,151
  Impairment of property                                        258,758                        -
(Increase) decrease in:
  Accounts receivable - oil & gas sales                          (1,420)                   4,035
(Decrease) in:
   Accounts payable                                              (1,595)                  (2,862)
   Payable to general partner                                   (12,712)                 (23,863)
                                                     -------------------      -------------------

Total adjustments                                               259,053                    2,461
                                                     -------------------      -------------------

Net cash provided (used) by operating activities                  1,722                   (2,072)
                                                     -------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions                                                -                   (5,029)
                                                     -------------------      -------------------

NET INCREASE (DECREASE) IN CASH                                   1,722                   (7,101)

CASH AT BEGINNING OF YEAR                                           776                    7,540
                                                     -------------------      -------------------

CASH AT END OF PERIOD                                $            2,498          $           439
                                                     ===================      ===================


See accompanying notes to financial statements.
--------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 3, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of
     Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Prior to this pronouncement, the Company assessed properties on an aggregate basis. Upon adoption of SFAS 121, the Company began assessing properties on an individual basis, wherein total capitalized costs may not exceed the property's fair market value. The fair market value of each property was determined by H. J. Gruy and Associates, ("Gruy"). To determine the fair market value, Gruy estimated each property's oil and gas reserves, applied certain assumptions regarding price and cost escalations, applied a 10% discount factor for time and certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $50,639 for certain oil and gas properties due to market indications that the carrying amounts were not fully recoverable.

Item 2.  Management's Discussion and Analysis or Plan  of Operation.


Third Quarter 1995 Compared to Third Quarter 1996

Oil and gas sales for the third quarter decreased to $6,778 in 1996 from $11,208 in 1995. This represents a decrease of $4,430 (40%). Oil sales decreased by $2,560 or 35%. A 43% decrease in the average net oil sales price decreased sales by $3,747. This decrease was partially offset by a 15% increase in oil production. Gas sales decreased by $1,870 or 51%. A 62% decrease in the average net gas sales price decreased sales by $3,077. This decrease was partially offset by an 32% increase in gas production. The increases in oil and gas production were primarily due to the successful completion of a workover on the Lake Decade acquisition in the third quarter of 1996. The decreases in average net sales prices was the result of the lower net profits received during the period as a result of higher expenses incurred on the Lake Decade acquisition for workover costs in the third quarter of 1996.

Depletion expense decreased to $6,660 in the third quarter of 1996 from $6,845 in the third quarter of 1995. This represents a decrease of $185 (3%). A 21% decrease in the depletion rate reduced depletion expense by $1,910. This decrease was partially offset by the changes in production, noted above. The decrease in the depletion rate was primarily due to the lower property basis resulting from the recognition of a $258,758 property impairment in the first quarter of 1996.

General and administrative expenses increased to $2,538 in 1996 from $2,473 in 1995. This increase of $65 (3%) is primarily due to more staff time being required to manage the Company's operations.

First Nine Months in 1995 Compared to First Nine Months in 1996

Oil and gas sales for the first nine months decreased to $26,665 in 1996 from $28,540 in 1995. This represents a decrease of $1,875 (7%). Oil sales decreased by $1,383 or 7%. An 8% decrease in the average net oil sales price decreased sales by $1,775. This decrease was partially offset by a 2% increase in oil production. Gas sales decreased by $492 or 6%. A 5% decrease in the average net gas sales price decreased sales by $425. A 1% decrease in gas production reduced gas sales by an additional $67. The changes in oil and gas production were primarily due to the successful completion of a workover on the Lake Decade acquisition in the third quarter of 1996, offset by natural production declines. The decreases in average net sales prices were the result of lower net profits received from the Lake decade acquisition due to higher workover expenses incurred in 1996, partially offset by higher prices in the overall market for the sale of oil and gas.

Depletion expense decreased to $16,022 in the first nine months of 1996 from $25,151 in the first nine months of 1995. This represents a decrease of $9,129 (36%). A 37% decrease in the depletion rate reduced depletion expense by $9,255. This decrease was partially offset by the changes in production, noted above. The decrease in the depletion rate was primarily due to the lower property basis resulting from the recognition of a $258,758 property impairment in the first quarter of 1996.


The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Prior to this pronouncement, the Company assessed properties on an aggregate basis. Upon adoption of SFAS 121, the Company began assessing properties on an individual basis, wherein total capitalized costs may not exceed the property's fair market value. The fair market value of each property was determined by H. J. Gruy and Associates, ("Gruy"). To determine the fair market value, Gruy estimated each property's oil and gas reserves, applied certain assumptions regarding price and cost escalations, applied a 10% discount factor for time and certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $258,758 for certain oil and gas properties due to market conditions and reserve revisions on the Lake Decade acquisition, which indicated that the carrying amounts were not fully recoverable.

General and administrative expenses increased to $8,989 in 1996 from $7,559 in 1995. This increase of $1,430 (19%) is primarily due to more staff time being required to manage the Company's operations.


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

                   (b) The Company filed no reports on Form 8-K during the quarter ended September 30, 1996

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


                                       ENEX 88-89 INCOME AND RETIREMENT
                                            FUND - SERIES 3, L.P.
                                                 (Registrant)



                                         By:ENEX RESOURCES CORPORATION
                                                General Partner



                                         By: /s/ R. E. Densford
                                                 R. E. Densford
                                           Vice President, Secretary
                                         Treasurer and Chief Financial
                                                    Officer




November 13, 1996                        By: /s/ James A. Klein
                                            -------------------
                                                  James A. Klein
                                              Controller and Chief
                                               Accounting Officer