Form 10KSB/A
period 1996-12-31
ENEX 88 89 INCOME & RETIREMENT FUND SERIES 3 L P
filed 1997-06-09
CIK 848081

------------------------------------------------------------------------------
------------------------------------------------------------------------------


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB/A


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


     Depletion expense decreased to $13,217 in 1996 from $23,157 in 1995. This represents a decrease of $9,940 or 43%. A 46% decrease in the depletion rate reduced depletion expense by $11,451. This decrease was partially offset by the changes in production, noted above. The decrease in the depletion rate was due to the lower property basis resulting from the recognition of an impairment for $258,758 in the first quarter of 1996, as noted below, partially offset by a downward revision of the oil and gas reserves during December 1996. The reserves were lower primarily due to the expiration of a lease holding undeveloped reserves on the Lake Decade acquisition as discussed below.

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Prior to this pronouncement, the Company assessed properties on an aggregate basis. Upon adoption of SFAS 121, the Company began assessing properties on an individual basis, wherein total capitalized costs may not exceed the property's fair market value. The fair market value of each property was determined by H. J. Gruy and Associates, ("Gruy"). To determine the fair market value, Gruy estimated each property's oil and gas reserves, applied certain assumptions regarding price and cost escalations, applied a 10% discount factor for time and certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $258,758 for certain oil and gas properties due primarily to downward reserve revisions on the Lake Decade acquisition and lower prices in the market for the sale of oil and gas. The Lake Decade acquisition included significant reserves that were considered "proved" but not yet developed. Due to depressed gas prices and the unsuccessful efforts of wells drilled near the acquisition, it was determined by the operator of the acquisition that future drillings could not be justified. The well which was holding the lease, which had undeveloped reserves assigned to it, was recompleted by the operator in 1996 to a zone in which the Company did not own an interest. As a result, the lease expired and the undeveloped reserves associated with the lease had to be written off. This was the cause of both the downward reserve revisions in 1996 and the reserve valuation writedowns taken by the Company in the first quarter of 1996.


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


     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of
     Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Prior to this pronouncement, the Company assessed properties on an aggregate basis. Upon adoption of SFAS 121, the Company began assessing properties on an individual basis, wherein total capitalized costs may not exceed the property's fair market value. The fair market value of each property was determined by H. J. Gruy and Associates, ("Gruy"). To determine the fair market value, Gruy estimated each property's oil and gas reserves, applied certain assumptions regarding price and cost escalations, applied a 10% discount factor for time and certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $258,758 for certain oil and gas properties due primarily to downward reserve revisions on the Lake Decade acquisition and lower prices in the market for the sale of oil and gas. The Lake Decade acquisition included significant reserves that were considered "proved" but not yet developed. Due to depressed gas prices and the unsuccessful efforts of wells drilled near the acquisition, it was determined by the operator of the acquisition that future drillings could not be justified. The well which was holding the lease, which had undeveloped reserves assigned to it, was recompleted by the operator in 1996 to a zone in which the Company did not own an interest. As a result, the lease expired and the undeveloped reserves associated with the lease had to be written off. This was the cause of both the downward reserve revisions in 1996 and the reserve valuation writedowns taken by the Company in the first quarter of 1996.

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

                        ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 3, L.P.

                       By:      ENEX RESOURCES CORPORATION
                                the General Partner




June 6, 1997           By:      /s/    G. B. Eckley
                               -------------------------------
                                       G. B. Eckley, President


         In accordance with the Exchange Act, this report has been signed below on June 6, 1997, by the following persons in the capacities indicated.



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