Form 10KSB/A
period 1996-12-31
ENEX 88 89 INCOME & RETIREMENT FUND SERIES 3 L P
filed 1997-07-10
CIK 848081

------------------------------------------------------------------------------
------------------------------------------------------------------------------


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-KSB/A
                                  (Amendment 2)


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


     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Prior to this pronouncement, the Company assessed properties on an aggregate basis. Upon adoption of SFAS 121, the Company began assessing properties on an individual basis, wherein total capitalized costs may not exceed the property's fair market value. The fair market value of each property was determined by H. J. Gruy and Associates, ("Gruy"). To determine the fair market value, Gruy estimated each property's oil and gas reserves, applied certain assumptions regarding price and cost escalations, applied a 10% discount factor for time and certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $538,207 for certain oil and gas properties primarily due to downward reserve revisions on the Lake Decade acquisition. The Lake Decade acquisition included significant reserves that were considered "proved" but not yet developed. Proved undeveloped reserves were assigned to these leases based on offset production in existing wells and on geologic mapping of the existing wells north of the producing wells. Enex and its affiliated entities owned less than 10% of this acquisition. The other working interest owners which held the remaining interest in the acquisition, including the operator of the field, also carried these reserves as "proved undeveloped" reserves prior to 1996. Wells drilled near the acquisition in an attempt to increase production from the field were dry holes. Revised geologic mapping, based on production from existing wells and the unsuccessful wells driled offsetting the property, indicated a much smaller productive area than had been originally calculated. It was determined by the operator of the acquisition that future drillings could not be justified. The well which was holding the lease, which had undeveloped reserves assigned to it, was recompleted by the operator in 1996 to a zone in which the Company did not own an interest. As a result, the lease expired and the undeveloped reserves associated with the lease had to be written off. This was the cause of both the downward reserve revisions in 1996 and the reserve valuation writedowns taken by the Company in the first quarter of 1996.


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



         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Prior to this pronouncement, the Company assessed properties on an aggregate basis. Upon adoption of SFAS 121, the Company began assessing properties on an individual basis, wherein total capitalized costs may not exceed the property's fair market value. The fair market value of each property was determined by H. J. Gruy and Associates, ("Gruy"). To determine the fair market value, Gruy estimated each property's oil and gas reserves, applied certain assumptions regarding price and cost escalations, applied a 10% discount factor for time and certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $538,207 for certain oil and gas properties primarily due to downward reserve revisions on the Lake Decade acquisition. The Lake Decade acquisition included significant reserves that were considered "proved" but not yet developed. Proved undeveloped reserves were assigned to these leases based on offset production in existing wells and on geologic mapping of the existing wells north of the producing wells. Enex and its affiliated entities owned less than 10% of this acquisition. The other working interest owners which held the remaining interest in the acquisition, including the operator of the field, also carried these reserves as "proved undeveloped" reserves prior to 1996. Wells drilled near the acquisition in an attempt to increase production from the field were dry holes. Revised geologic mapping, based on production from existing wells and the unsuccessful wells driled offsetting the property, indicated a much smaller productive area than had been originally calculated. It was determined by the operator of the acquisition that future drillings could not be justified. The well which was holding the lease, which had undeveloped reserves assigned to it, was recompleted by the operator in 1996 to a zone in which the Company did not own an interest. As a result, the lease expired and the undeveloped reserves associated with the lease had to be written off. This was the cause of both the downward reserve revisions in 1996 and the reserve valuation writedowns taken by the Company in the first quarter of 1996.



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

                        ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 3, L.P.

                       By:      ENEX RESOURCES CORPORATION
                                the General Partner





July 9, 1997           By:      /s/    G. B. Eckley
                               -------------------------------
                                       G. B. Eckley, President


         In accordance with the Exchange Act, this report has been signed below on July 9, 1997, by the following persons in the capacities indicated.




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