Form 10QSB
period 1997-09-30
ENEX 88 89 INCOME & RETIREMENT FUND SERIES 3 L P
filed 1997-11-13
CIK 848081

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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
BALANCE SHEET
---------------------------------------------------------------------------

                                                          September 30,
ASSETS                                                         1997
                                                      ---------------------
                                                           (Unaudited)
CURRENT ASSETS:
  Cash                                                $              6,826
  Accounts receivable - oil & gas sales                             11,470
                                                      ---------------------

Total current assets                                                18,296
                                                      ---------------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests                                             1,510,573
  Less  accumulated depletion                                    1,483,103
                                                      ---------------------

Property, net                                                       27,470
                                                      ---------------------

TOTAL                                                 $             45,766
                                                      =====================

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:

   Payable to general partner                         $             73,584
                                                      ---------------------

PARTNERS' CAPITAL (DEFICIT):
   Limited partners                                                (35,552)
   General partner                                                   7,734
                                                      ---------------------

Total partners' capital (deficit)                                  (27,818)
                                                      ---------------------

TOTAL                                                 $             45,766
                                                      =====================

Number of $500 Limited Partner units outstanding                     3,414


See accompanying notes to financial statements.
---------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 3, L.P.
STATEMENTS OF OPERATIONS
----------------------------------------------------------------------------------------


(UNAUDITED)                           QUARTER ENDED             NINE MONTHS ENDED
                               --------------------------   ----------------------------
                               September 30, September 30,  September 30,   September 30,
                                   1997         1996           1997            1996
                               ----------    -----------    ----------    -------------
REVENUES:
  Oil and gas sales             $  7,870     $    6,778     $  33,270     $     26,665
                               ----------    -----------    ----------    -------------

EXPENSES:
  Depletion                        2,853          6,660         9,996           16,022
  Impairment of property               -              -             -          258,758
  Production taxes                    32             12            91              227
  General and administrative       5,293          2,538        10,596            8,989
                               ----------    -----------    ----------    -------------

Total expenses                     8,178          9,210        20,683          283,996
                               ----------    -----------    ----------    -------------


NET INCOME (LOSS)                $  (308)    $   (2,432)    $  12,587     $   (257,331)
                               ==========    ===========    ==========    =============


See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND-SERIES 3, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 1996
AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
----------------------------------------------------------------------------
                                                                           PER $500
                                                                           LIMITED
                                                                           PARTNER
                                              GENERAL      LIMITED         UNIT OUT-
                                  TOTAL       PARTNER     PARTNERS         STANDING
                              ------------  -----------  -----------    -------------

BALANCE, JANUARY 1, 1996      $   205,126    $   2,835    $ 202,291      $        59

NET INCOME (LOSS)                (245,531)       2,641     (248,172)             (72)
                              ------------  -----------  -----------    -------------

BALANCE, DECEMBER 31, 1996        (40,405)       5,476      (45,881)             (13)

NET INCOME                         12,587        2,258       10,329                3
                              ------------  -----------  -----------    -------------

BALANCE, SEPTEMBER  30,1997   $   (27,818)   $   7,734    $ (35,552)(1)  $       (10)
                              ============  ===========  ===========    =============

(1)  Includes 242 units purchased by the general partner as a limited partner.





See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 3, L.P.
STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------
(UNAUDITED)
                                                                NINE MONTHS ENDED
                                                           -----------------------------

                                                           September 30,    September 30,
                                                                1997            1996
                                                           -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                          $   12,587       $ (257,331)
                                                           -----------      -----------

Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
  Depletion                                                     9,996           16,022
  Impairment of property                                            -          258,758
(Increase) decrease in:
  Accounts receivable - oil & gas sales                         1,651           (1,420)
(Decrease) in:
   Accounts payable                                            (1,731)          (1,595)
   Payable to general partner                                 (21,851)         (12,712)
                                                           -----------      -----------

Total adjustments                                             (11,935)         259,053
                                                           -----------      -----------

NET INCREASE IN CASH                                              652            1,722

CASH AT BEGINNING OF YEAR                                       6,174              776
                                                           -----------      -----------

CASH AT END OF PERIOD                                      $    6,826        $   2,498
                                                           ===========      ===========




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

3. A Special Meeting, whose purpose was to vote on the proposal to sell Partnership's assets and, thereafter, dissolve and liquidate the partnership in accordance with the applicable provisions of the limited partnership agreements commenced, at 2:00 P.M. on October 28, 1997.

           The proxy votes received prior to the meeting were voted as follows.

                  Enex 88-89 Income & Retirement Fund, Series 3

          For                       Against
          Liquidation             Liquidation         Abstain
     -------------------        ------------       -----------
          42.15%                     7.72%             5.91%

As indicated in the table above, while a large majority of the votes cast by the limited partners of the Partnership were in favor of the proposed liquidation, over 40% of the limited partnership interests failed to vote on the proposal. This resulted in an inability to approve the proposal by a majority of the total outstanding limited partnerships interests. As such, the meeting was adjourned until December 1, 1997, to allow time for a sufficient number of votes to be received to attain a majority-in-interest vote on the liquidation.

In accordance with ss.9.5 of the Partnership's limited partnership agreement, Enex Resources Corporation, gave 120 days notice, of its plans to resign as General Partner. Under the terms of the limited partnership agreement, the Partnership can then be dissolved without a majority Limited Partner Vote. If a majority-in-interest vote to approve the proposed dissolution is not received by December 1, 1997, Enex will resign as General Partner.

Item 2.  Management's Discussion and Analysis or Plan  of Operation.

Third Quarter 1997 Compared to Third Quarter 1996

Oil and gas sales for the third quarter increased from $6,778 in 1996 to $7,870 in 1997. This represents an increase of $1,092 (16%). Oil sales increased by $1,618 or 33%. A 139% increase in average net oil sales price increased oil sales by $3,821. This increase was partially offset by a 45% decrease in oil production. Gas sales decreased by $526 or 29%. An 8% decrease in the average gas sales price decreased sales by $113. A 22% decrease in gas production reduced gas sales by an additional $413. The decrease in oil production was primarily due to successful workovers performed on the El Mac acquisition in 1996, which caused a surge in third quarter 1996 production. The decrease in gas production was primarily due to natural production declines. The increase in average oil net sales price was primarily the result of higher expenses incurred on the Company's net profit interests in 1996, including on the El Mac acquisition which incurred workover charges in the third quarter of 1996. The decrease in average gas sales price was primarily the result of relatively higher sales from properties with a lower average gas sales price.

Depletion expense decreased from $6,660 in the third quarter of 1996 to $2,853 in the third quarter of 1997. This represents a decrease of $3,807 (57%). A 35% decrease in the depletion rate reduced depletion expense by $1,497. The changes in production noted above, decreased depletion an additional $2,310. The decrease in the depletion rate was primarily due to relatively higher production from the El Mac and Bagley acquisitions which have relatively lower depletion rates, partially offset by downward revisions of the oil and gas reserves during December 1996.

General and administrative expenses increased from $2,538 in 1996 to $5,293 in 1997. This increase of $2,755 (109%) is primarily due to more staff time being required to manage the Company's operations.

First Nine Months in 1997 Compared to First Nine Months in 1996

Oil and gas sales for the first nine months increased from $26,665 in 1996 to $33,270 in 1997. This represents an increase of $6,605 (25%). Oil sales increased by $6,592 or 34%. A 58% increase in the average net oil sales price increased oil sales by $9,432. This was partially offset by a 65% decrease in oil production. Gas sales increased by $13. A 1% increase in the average net gas sales price was virtually offset by a 1% decrease in gas production. The decrease in oil and gas production were primarily due to natural production declines. The increase in average net oil sales price was primarily the result of lower expenses incurred on the Company's net profit interests, including on the El Mac acquisition which incurred workover charges in the third quarter of 1996. The increase in average net gas price corresponds with higher prices in the overall market for the sale of gas.

Depletion expense decreased from $16,022 in the first nine months of 1996 to $9,996 in the first nine months of 1997. This represents a decrease of $6,026 (38%). A 32% decrease in the depletion rate reduced depletion expense by $4,704. The changes in the production, noted above, decreased depletion an additional $1,322. The decrease in the depletion rate was primarily due to relatively higher production from the El Mac and Bagley acquisitions which have relatively lower depletion rates, partially offset by downward revisions of the oil and gas reserves during December 1996.

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

General and administrative expenses increased from $8,989 in 1996 to $10,596 in 1997. This increase of $1,607 (18%) is primarily due to more staff time being required to manage the Company's operations.

CAPITAL RESOURCES AND LIQUIDITY

The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1996 to 1997 are primarily due to the changes in oil and gas sales described above.

A Special Meeting, whose purpose was to vote on the proposal to sell Partnership's assets and, thereafter, dissolve and liquidate the partnership in accordance with the applicable provisions of the limited partnership agreements, commenced at 2:00 P.M. on October 28, 1997.

           The proxy votes received prior to the meeting were voted as follows.

                  Enex 88-89 Income & Retirement Fund, Series 3

          For                   Against
          Liquidation          Liquidation       Abstain
          -------------       --------------    -----------
          42.15%                  7.72%            5.91%

As indicated in the table above, while a large majority of the votes cast by the limited partners of the Partnership were in favor of the proposed liquidation, over 40% of the limited partnership interests failed to vote on the proposal. This resulted in an inability to approve the proposal by a majority of the total outstanding limited partnerships interests. As such, the meeting was adjourned until December 1, 1997, to allow time for a sufficient number of votes to be received to attain a majority-in-interest vote on the liquidation.

In accordance with ss.9.5 of the Partnership's limited partnership agreement, Enex Resources Corporation, gave 120 days notice, of its plans to resign as General Partner. Under the terms of the limited partnership agreement the Partnership can then be dissolved without a majority Limited Partner Vote. If a majority-in-interest vote to approve the proposed dissolution is not received by December 1, 1997, Enex will resign as General Partner.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended September 30, 1997.

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


                                            ENEX 88-89 INCOME AND RETIREMENT
                                             FUND - SERIES 3, L.P.
                                                  (Registrant)



                                              By: ENEX RESOURCES CORPORATION
                                                   General Partner



                                              By: /s/ James A. Klein
                                                  --------------------
                                                      James A. Klein
                                              Secretary, Treasurer and
                                              Chief Financial Officer




November 11, 1997                            By: /s/ Larry W. Morris
                                                 -------------------
                                                      Larry W. Morris
                                                  Controller and Chief
                                                  Accounting Officer